Form 10-K
period 2008-12-31
Morgan Stanley Capital I Trust 2008-TOP29
filed 2009-03-30
CIK 1425844

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2008

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number of issuing entity: 333-143623-06

      Morgan Stanley Capital I Trust 2008-TOP29
      (exact name of issuing entity as specified in its charter)

      Commission file number of depositor: 333-143623

      Morgan Stanley Capital I Inc.
      (exact name of the depositor as specified in its charter)

      Principal Commercial Funding II, LLC
      Bear Stearns Commercial Mortgage, Inc.
      Morgan Stanley Mortgage Capital Holdings LLC
      (exact name of the sponsors as specified in their charters)



  New York                                54-2201318
  (State or other jurisdiction of         54-2201319
  incorporation or organization of        54-2201320
  issuing entity)                         54-6772759
                                          54-6772760
                                          (I.R.S. Employer
                                          Identification No. of
                                          issuing entity)


   1585 Broadway
   New York, NY                                10036
  (Address of principal executive             (Zip Code of issuing
  offices of issuing entity)                  entity)


 Issuing entity's Telephone number, including area code: (212) 761-4000



  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.*

    Yes ___     No  X



    * The issuing entity has been required to file reports with respect to the period following the issuance of its securities and ending December 31, 2008. The issuing entity has filed a Form 15.



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.*

    Yes ___     No  X



    * The issuing entity has been required to file reports with respect to the period following the issuance of its securities and ending December 31, 2008. The issuing entity has filed a Form 15.



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*

    Yes  X      No ___



    * The issuing entity has been required to file reports with respect to the period following the issuance of its securities and ending December 31, 2008. The issuing entity has filed a Form 15.



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Pooling and Servicing Agreement, dated as of February 1, 2008, by and between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, N.A., as Master Servicer, Centerline Servicing Inc., as Special Servicer, Bank of America, National Association, as successor by merger to LaSalle Bank National Association, as Trustee and Custodian and Wells Fargo Bank, N.A., as Paying Agent, Certificate Registrar and Authenticating Agent. (Filed as
  Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed on March 14, 2008 (Commission File Number 333-143623-06) and incorporated by reference).

  Primary Servicing Agreement, dated as of February 1, 2008, by and between Wells Fargo Bank, N.A., as Master Servicer and Principal Global Investors, LLC, as Primary Servicer. (Filed as Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on March 14, 2008 (Commission File Number 333-143623-06) and incorporated by reference).

  Mortgage Loan Purchase Agreement, dated as of February 13, 2008, by and between Morgan Stanley Capital I Inc., as Purchaser and Principal Commercial Funding II, LLC, as Seller. (Filed as Exhibit 99.4 of the Registrant's Current Report on Form 8-K filed on March 14, 2008 (Commission File Number 333-143623-06) and incorporated by reference).

  Mortgage Loan Purchase Agreement, dated as of February 13, 2008, by and between Morgan Stanley Capital I Inc., as Purchaser and Bear Stearns Commercial Mortgage, Inc., as Seller (Filed as Exhibit 99.5 of the Registrant's Current Report on Form 8-K filed on March 14, 2008 (Commission File Number 333-143623-06) and incorporated by reference).

  Mortgage Loan Purchase Agreement, dated as of February 13, 2008, by and between Morgan Stanley Capital I Inc., as Purchaser and Morgan Stanley Mortgage Capital Holdings LLC, as Seller. (Filed as Exhibit 99.6 of the Registrant's Current Report on Form 8-K filed on March 14, 2008 (Commission File Number 333-143623-06) and incorporated by reference).

  ISDA Master Agreement, dated as of February 29, 2008, between Wells Fargo Bank, N.A., as Paying Agent (solely in its representative capacity as Paying Agent on behalf of the Morgan Stanley Capital I Trust 2008-TOP29 pursuant to the Pooling and Servicing Agreement (as defined therein)) and Morgan Stanley Capital Services Inc. (Filed as Exhibit 99.7 of the Registrant's Current Report on Form 8-K filed on March 14, 2008 (Commission File Number 333-143623-06) and incorporated by reference).

  Subservicing Agreement, dated as of February 1, 2008, by and between Wells Fargo Bank, N.A., as Master Servicer and KeyCorp Real Estate Capital Markets, Inc., as Subservicer (Filed as Exhibit 99.8 of the Registrant's Current Report on Form 8-K filed on March 14, 2008 (Commission File Number 333-143623-06) and incorporated by reference).



                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

Not applicable.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

Not applicable.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

Morgan Stanley Capital Services Inc. provides an interest rate swap derivative instrument for the trust as disclosed in the 424(b)(5) Prospectus filed on February 25, 2008. No additional disclosure is necessary because the significance percentage for the interest rate swap agreement is less than 10%.



Item 1117 of Regulation AB, Legal Proceedings.

In addition to the matters described below, in the normal course of business, Morgan Stanley Mortgage Capital Holdings LLC, a sponsor ("MSMCH") and/or Morgan Stanley Capital I Inc., the depositor (the "Depositor") have each been named, from time to time, as a defendant in various legal actions. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.

Regulatory and Governmental Matters. MSMCH, the Depositor and their affiliates are currently responding to subpoenas and requests for information from certain regulatory and governmental entities concerning the origination, purchase, securitization and/or servicing of subprime and non-subprime residential mortgages and related issues.

Civil Litigation re American Business Financial Services, Inc. MSMCH has been named as one of a number of defendants in a matter styled Miller v. Santilli, et al., which is pending in the Court of Common Pleas for Philadelphia County, Pennsylvania. The complaint in this action was filed on July 13, 2006 and is being brought by the bankruptcy trustee for American Business Financial Services, Inc. ("ABFS"). The complaint alleges, inter alia, that MSMCH, certain of MSMCH's affiliates, and various other financial institutions deepened the insolvency of ABFS, and aided and abetted fraud and breaches of fiduciary duties committed by certain former officers and directors of ABFS, by providing warehouse loans to ABFS and participating in securitization transactions with ABFS. The complaint seeks damages in excess of $750 million. The deepening insolvency claim has been dismissed, and the case is currently in discovery and expected to go trial later this year.

Civil Litigation re Certain Securitizations of Residential Mortgage Loans. On December 2, 2008, a plaintiff filed a purported class action naming several defendants, including MSMCH and the Depositor, asserting claims under Sections 11, 12 and 15 of the Securities Act related to alleged false and misleading statements in the registration statements and other offering documents associated with fourteen trusts that issued mortgage pass-through certificates backed by residential mortgage loans in 2006. The lawsuit, which is styled Public Employees' Retirement System of Mississippi v. Morgan Stanley, et al., was filed in the Superior Court of the State of California for Orange County. On December 31, 2008, the defendants removed the case to the United States District Court for the Central District of California. On January 31, 2009, the defendants moved to transfer the case to the United States District Court for the Southern District of New York. On March 6, 2009, the court granted the defendants' motion to transfer and declined to rule on the plaintiff's motion to remand the case, leaving consideration of that motion for the United States District Court for the Southern District of New York.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been disclosed in the Prospectus of the Issuing Entity previously filed in a 424(b)(5) filing dated February 25, 2008.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The Report on Assessment of Compliance with Servicing Criteria for 2008 prepared by Bank of America, National Association ("Bank of America"), as successor by merger to LaSalle Bank National Association, and attached to this Report on Form 10-K describes in Appendix B thereto the following material instance of noncompliance related to investor reporting:

"1122(d)(3)(i)(A) and (B) - During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individuals errors may or may not have been material."

The conclusion that the investor reporting errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error. Appropriate measures have been taken to minimize the risk of such errors.

With respect to the specific pool assets and asset-backed securities related to the investor reporting errors, Bank of America does not believe the errors had any material impact or effect on pool asset performance, servicing of the pool assets or payments.

The Management Assessment (the "2008 Assessment") of Wells Fargo Bank, N.A. ("Wells Fargo"), as master servicer, attached to this Report on Form 10-K as
Exhibit 33.5 describes the following material instance of noncompliance related to investor reporting and the following remediation actions:

"[Wells Fargo's] assessment of compliance disclosed the following material noncompliance with servicing criterion 1122(d)(4)(i):

Commercial Mortgage Servicing Group ("CMS"), a division of Wells Fargo Bank, N.A., has identified certain instances of noncompliance with the following servicing criteria during the Reporting Period of the Platform:

1122(d)(4)(i): With respect to certain commercial mortgage loans, CMS either
(i) made disbursements to the applicable obligor from reserve accounts that the obligor had no right to receive under the pool asset documents or (ii) allocated monthly cash flow from the mortgaged property among reserve accounts in an order that differed from that provided in the applicable pool asset documents. These actions resulted in shortfalls in certain reserve accounts.

With respect to a cross-collateralized group of these commercial mortgage loans, CMS actions were due in part to an error in the mortgage loan documents, and with respect to another one of these commercial mortgage loans, CMS actions followed the practices of the interim servicer.

CMS has tightened its procedures for managing reserve accounts in order to reduce the possibility of similar occurrences in the future.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

  (1) Not applicable.

  (2) Not applicable.

  (3)

  (4.1) Pooling and Servicing Agreement, dated as of February 1, 2008, by and between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, N.A., as Master Servicer, Centerline Servicing Inc., as Special Servicer, Bank of America, National Association, as successor by merger to LaSalle Bank National Association, as Trustee and Custodian and Wells Fargo Bank, N.A., as Paying Agent, Certificate Registrar and Authenticating Agent. (Filed as
  Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed on March 14, 2008 (Commission File Number 333-143623-06) and incorporated by reference).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Bank of America, National Association, as successor by merger to LaSalle Bank
    National Association as Trustee and Custodian
    33.2 Centerline Servicing Inc. as Special Servicer
    33.3 KeyCorp Real Estate Capital Markets, Inc. as Sub-Servicer for Wells Fargo Bank, N.A.
    33.4 Principal Global Investors, LLC as Primary Servicer
    33.5 Wells Fargo Bank, N.A. as Master Servicer and Primary Servicer
    33.6 Wells Fargo Bank, N.A. as Paying Agent
    33.7 Wells Fargo Bank, N.A. as Master Servicer for the Plaza La Cienega Pari Passu Loan



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Bank of America, National Association, as successor by merger to LaSalle Bank
    National Association as Trustee and Custodian
    34.2 Centerline Servicing Inc. as Special Servicer
    34.3 KeyCorp Real Estate Capital Markets, Inc. as Sub-Servicer for Wells Fargo Bank, N.A.
    34.4 Principal Global Investors, LLC as Primary Servicer
    34.5 Wells Fargo Bank, N.A. as Master Servicer and Primary Servicer
    34.6 Wells Fargo Bank, N.A. as Paying Agent
    34.7 Wells Fargo Bank, N.A. as Master Servicer for the Plaza La Cienega Pari Passu Loan



   (35) Servicer compliance statements.



    35.1 Centerline Servicing Inc. as Special Servicer
    35.2 Principal Global Investors, LLC as Primary Servicer
    35.3 Wells Fargo Bank, N.A. as Master Servicer and Primary Servicer
    35.4 Wells Fargo Bank, N.A. as Paying Agent
    35.5 Wells Fargo Bank, N.A. as Master Servicer for the Plaza La Cienega Pari Passu Loan



   (99.1) Primary Servicing Agreement, dated as of February 1, 2008, by and between Wells Fargo Bank, N.A., as Master Servicer and Principal Global Investors, LLC, as Primary Servicer. (Filed as Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on March 14, 2008 (Commission File Number 333-143623-06) and incorporated by reference).

   (99.2) Mortgage Loan Purchase Agreement, dated as of February 13, 2008, by and between Morgan Stanley Capital I Inc., as Purchaser and Principal Commercial Funding II, LLC, as Seller. (Filed as Exhibit 99.4 of the Registrant's Current Report on Form 8-K filed on March 14, 2008 (Commission File Number 333-143623-06) and incorporated by reference).

   (99.3) Mortgage Loan Purchase Agreement, dated as of February 13, 2008, by and between Morgan Stanley Capital I Inc., as Purchaser and Bear Stearns Commercial Mortgage, Inc., as Seller (Filed as Exhibit 99.5 of the Registrant's Current Report on Form 8-K filed on March 14, 2008 (Commission File Number 333-143623-06) and incorporated by reference).

   (99.4) Mortgage Loan Purchase Agreement, dated as of February 13, 2008, by and between Morgan Stanley Capital I Inc., as Purchaser and Morgan Stanley Mortgage Capital Holdings LLC, as Seller. (Filed as Exhibit 99.6 of the Registrant's Current Report on Form 8-K filed on March 14, 2008 (Commission File Number 333-143623-06) and incorporated by reference).

   (99.5) ISDA Master Agreement, dated as of February 29, 2008, between Wells Fargo Bank, N.A., as Paying Agent (solely in its representative capacity as Paying Agent on behalf of the Morgan Stanley Capital I Trust 2008-TOP29 pursuant to the Pooling and Servicing Agreement (as defined therein)) and Morgan Stanley Capital Services Inc. (Filed as Exhibit 99.7 of the Registrant's Current Report on Form 8-K filed on March 14, 2008 (Commission File Number 333-143623-06) and incorporated by reference).

   (99.6) Subservicing Agreement, dated as of February 1, 2008, by and between Wells Fargo Bank, N.A., as Master Servicer and KeyCorp Real Estate Capital Markets, Inc., as Subservicer (Filed as Exhibit 99.8 of the Registrant's Current Report on Form 8-K filed on March 14, 2008 (Commission File Number 333-143623-06) and incorporated by reference).

   (b) See (a) above.

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Morgan Stanley Capital I Inc.
   (Depositor)


   /s/ Steven Stern
   Steven Stern, Vice President
   (senior officer in charge of securitization of the depositor)


    Date:   March 26, 2009



  Exhibit Index

  Exhibit No.


   (4.1) Pooling and Servicing Agreement, dated as of February 1, 2008, by and between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, N.A., as Master Servicer, Centerline Servicing Inc., as Special Servicer, Bank of America, National Association, as successor by merger to LaSalle Bank National Association, as Trustee and Custodian and Wells Fargo Bank, N.A., as Paying Agent, Certificate Registrar and Authenticating Agent. (Filed as
   Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed on March 14, 2008 (Commission File Number 333-143623-06) and incorporated by reference).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Bank of America, National Association, as successor by merger to LaSalle Bank
    National Association as Trustee and Custodian
    33.2 Centerline Servicing Inc. as Special Servicer
    33.3 KeyCorp Real Estate Capital Markets, Inc. as Sub-Servicer for Wells Fargo Bank, N.A.
    33.4 Principal Global Investors, LLC as Primary Servicer
    33.5 Wells Fargo Bank, N.A. as Master Servicer and Primary Servicer
    33.6 Wells Fargo Bank, N.A. as Paying Agent
    33.7 Wells Fargo Bank, N.A. as Master Servicer for the Plaza La Cienega Pari Passu Loan


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Bank of America, National Association, as successor by merger to LaSalle Bank
    National Association as Trustee and Custodian
    34.2 Centerline Servicing Inc. as Special Servicer
    34.3 KeyCorp Real Estate Capital Markets, Inc. as Sub-Servicer for Wells Fargo Bank, N.A.
    34.4 Principal Global Investors, LLC as Primary Servicer
    34.5 Wells Fargo Bank, N.A. as Master Servicer and Primary Servicer
    34.6 Wells Fargo Bank, N.A. as Paying Agent
    34.7 Wells Fargo Bank, N.A. as Master Servicer for the Plaza La Cienega Pari Passu Loan


   (35) Servicer compliance statements.



    35.1 Centerline Servicing Inc. as Special Servicer
    35.2 Principal Global Investors, LLC as Primary Servicer
    35.3 Wells Fargo Bank, N.A. as Master Servicer and Primary Servicer
    35.4 Wells Fargo Bank, N.A. as Paying Agent
    35.5 Wells Fargo Bank, N.A. as Master Servicer for the Plaza La Cienega Pari Passu Loan


   (99.1) Primary Servicing Agreement, dated as of February 1, 2008, by and between Wells Fargo Bank, N.A., as Master Servicer and Principal Global Investors, LLC, as Primary Servicer. (Filed as Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on March 14, 2008 (Commission File Number 333-143623-06) and incorporated by reference).

   (99.2) Mortgage Loan Purchase Agreement, dated as of February 13, 2008, by and between Morgan Stanley Capital I Inc., as Purchaser and Principal Commercial Funding II, LLC, as Seller. (Filed as Exhibit 99.4 of the Registrant's Current Report on Form 8-K filed on March 14, 2008 (Commission File Number 333-143623-06) and incorporated by reference).

   (99.3) Mortgage Loan Purchase Agreement, dated as of February 13, 2008, by and between Morgan Stanley Capital I Inc., as Purchaser and Bear Stearns Commercial Mortgage, Inc., as Seller (Filed as Exhibit 99.5 of the Registrant's Current Report on Form 8-K filed on March 14, 2008 (Commission File Number 333-143623-06) and incorporated by reference).

   (99.4) Mortgage Loan Purchase Agreement, dated as of February 13, 2008, by and between Morgan Stanley Capital I Inc., as Purchaser and Morgan Stanley Mortgage Capital Holdings LLC, as Seller. (Filed as Exhibit 99.6 of the Registrant's Current Report on Form 8-K filed on March 14, 2008 (Commission File Number 333-143623-06) and incorporated by reference).

   (99.5) ISDA Master Agreement, dated as of February 29, 2008, between Wells Fargo Bank, N.A., as Paying Agent (solely in its representative capacity as Paying Agent on behalf of the Morgan Stanley Capital I Trust 2008-TOP29 pursuant to the Pooling and Servicing Agreement (as defined therein)) and Morgan Stanley Capital Services Inc. (Filed as Exhibit 99.7 of the Registrant's Current Report on Form 8-K filed on March 14, 2008 (Commission File Number 333-143623-06) and incorporated by reference).

   (99.6) Subservicing Agreement, dated as of February 1, 2008, by and between Wells Fargo Bank, N.A., as Master Servicer and KeyCorp Real Estate Capital Markets, Inc., as Subservicer (Filed as Exhibit 99.8 of the Registrant's Current Report on Form 8-K filed on March 14, 2008 (Commission File Number 333-143623-06) and incorporated by reference).